Form 10-K
period 1996-12-31
AMRESCO RESIDENTIAL SEC CORP MORT LOAN TR 1996-5
filed 1997-03-27
CIK 1028915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                               OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
           REQUIRED]
       For the transition period from        to

               Commission File number 333-08687-01

AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-5
     (Exact name of registrant as specified in its charter)
          New York                          133-925-682
 (State of other jurisdiction
              of                          (I.R.S. Employer
incorporation or organization)          Identification No.)

c/o The Chase Manhattan Bank-
             ASPG
  450 West 33rd Street, 10th                   10001
            Floor                            (Zip Code)
      New York, New York
    (Address of principal executive offices)

Registrant's telephone number, including area code: (909) 605-7600

Securities registered pursuant to Section 12(b) of the Act:
             None                               None
    (Title of each class)        (Name of each exchange on which registered)
  Securities registered pursuant to Section 12 (g) of the Act:
                              None
                        (Title of class)
      Indicate by check mark whether the registrant (1) has filed all  reports required to be filed by Section 13 or 15(d)  of  the
Securities  Exchange Act of 1934 during the preceding  12  months
(or  for such shorter period that the registrant was required  to file  such  reports),  and (2) has been subject  to  such  filing
requirements for the past 90 days.  Yes   X   No   .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing: Not Applicable

               Documents Incorporated by Reference
The Form 8-K dated December 18, 1996 is incorporated by reference in Part IV.

                                PART I

ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-5 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated December 1, 1996, among the Depositor, AMRESCO Residential Mortgage Corporation in its capacity as seller, Advanta Mortgage Corp. USA and Option One Mortgage Corporation as the servicers (the "Servicers"), and The Chase Manhattan Bank, a New York banking corporation, in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1, A-2, A-3, A-4, A-5, A-6, A-7, and A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained from the DTC as of March 17, 1997, there was 1 holder of the Class A-1 Certificates, 12 holders of the Class A-2 Certificates, 2 holders of the Class A-3 Certificates, 1 holder of the Class A-4 Certificates, 2 holders of the Class A-5 Certificates, 6 holders of the Class A-6 Certificates, 5 holders of the Class A-7 Certificates, and 6 holders of the Class A-8 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit
99.3 hereto, the gross servicing compensation paid to the Servicers for the year ended December 31, 1996 was $231,777.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from the DTC and represents ownership of beneficial interest in the Certificates held by the DTC. The Depositor is not aware of any Schedules 13D or 13G's filed with the Securities and Exchange Commission in respect of the Certificates.
                                               Amount Owned
                                          (All Dollar Amounts Are
                                               in Thousands)
         Name and Address         Class   Principal     Percent

Chase Manhattan Bank/Chemical      A-1    42,200,000        100.0%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10081

Bankers Trust Company              A-2     2,925,000         10.1%
c/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN 37211

Northern Trust Company             A-2     8,200,000         28.3%
801 S. Canal C-In
Chicago, IL 60607

PCN National Association           A-2     5,250,000         18.1%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA 19103

First Bank, N.A.                   A-2     7,750,000         26.7%
c/o ICE Proxy Services
71 Executive Blvd.
Farmingdale, NY 11735

Chase Manhattan Bank/Chemical      A-3    10,000,000         60.6%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

UMB Bank, N.A.                     A-3     6,500,000         39.4%
P.O. Box 419260
Kansas City, MO 64141

Chase Manhattan Bank/Chemical      A-4    17,000,000          100%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

                                               Amount Owned
                                          (All Dollar Amounts Are
                                               in Thousands)
         Name and Address         Class   Principal     Percent

Bank of New York (The)             A-5    13,000,000         86.7%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Chase Manhattan Bank/Chemical      A-5     2,000,000         13.3%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Bank of New York (The)             A-6     1,000,000          6.3%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company              A-6     2,355,000         14.8%
C/O BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Road
Nashville, TN 37211

Investors Bank & Trust/            A-6     2,395,000         15.1%
M. F. Custody
89 South Street, 6th Floor
Corp. Action Department
Boston, MA 02111

Northern Trust Company             A-6     7,000,000         44.0%
801 S. Canal C-In
Chicago, IL 60607

Prudential Securities Incorporated A-6     2,900,000         18.2%
111 8th Avenue, 4th Floor
New York, NY 10011

Bank of New York(The)              A-7     3,000,000         20.8%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Boatmen's Trust Company            A-7     1,600,000         11.1%
100 N. Broadway
St. Louis, MO  63102

                                               Amount Owned
                                          (All Dollar Amounts Are
                                               in Thousands)
         Name and Address         Class   Principal     Percent

Chase Manhattan Bank               A-7     5,000,000         34.7%
Two Chase Manhattan Plaza,
5th Floor
New York, NY 10081

North Trust Company                A-7     1,700,000         21.5%
801 S. Canal C-In
Chicago, IL 60607

Wachovia Bank North Carolina       A-7     3,100,000         11.9%
100 N. Main Street, NC 37121
Winston-Salem, NC 27150

Chase Manhattan Bank               A-8   494,500,000         89.9%
Two Chase Manhattan Plaza,
5th Floor
New York, NY 10081


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     [None]

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM   8-K

    (a)   The  following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


           Exhibit No.                      Description
             99.1(a)        Statement of Compliance of the
                             Servicer. - Advanta
             99.1(b)        Statement of Compliance of the
                             Servicer. - Option One
             99.2(a)        Annual Report of Independent Accountants with
                             respect to the Servicer's overall
                             servicing operations. - Arthur Andersen LLP
             99.2(b)        Annual Report of Independent Accountants with
                             respect to the Servicer's overall
                             servicing operations. - KPMG Peat Marwick LLP
              99.3          Annual compilation of Monthly Trustee's
                             Statement filed as an exhibit to the Form 8-K dated December 18, 1996 is incorporated herein by reference.

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the last quarter of the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K
       December 18, 1996    Trustee's Monthly Report for the
                            December 1996 Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  AMRESCO RESIDENTIAL SECURITIES CORPORATION on behalf of AMRESCO Residential Securities Corporation
                    Mortgage Loan Trust 1996-5


                    By:  /s/ Ronald B. Kirkland
                    Name:  Ronald B. Kirkland
                    Title:    Vice President and Chief Accounting
                                Officer


Date:  March 26, 1997

                       INDEX TO EXHIBITS
                           Item 14(C)


             Exhibit No.                   Description
               99.1(a)           Statement of Compliance of the
                                 Servicer. - Advanta
               99.1(b)           Statement of Compliance of the
                                 Servicer. - Option One
               99.2(a) Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations. - Arthur Andersen LLP
               99.2(b) Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations. - KPMG
                                 Peat Marwick LLP
                 99.3 Annual compilation of Monthly Trustee's Statement filed as an exhibit to the Form 8-K dated December 18, 1996 is incorporated herein by reference.